Form 10-K405
period 1998-12-31
BLUE RIDGE ENERGY FUND 1996/1997
filed 1999-03-31
CIK 1016593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended DECEMBER 31, 1998
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to _____________________

                        Commission File number 333-04964C

                BLUE RIDGE ENERGY FUND 1997-A LIMITED PARTNERSHIP
                   (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

            Kentucky                                  61-1310934
    (State of Organization)               (I.R.S. Employer Identification No.)

             632 Adams Street, Suite 700, Bowling Green, KY 42101
                              (502) 842-2421
         (Address and telephone number of principal executive offices)

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                       DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENT                                  INCORPORATED AS TO
Registration Statement No. 333-04964C     Items 1 and 13
on Form SB-2

             ALL OR PORTIONS OF ITEMS 2, 5-8, 11, 13 AND 14 ARE OMITTED.

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1998

                BLUE RIDGE ENERGY FUND 1997A LIMITED PARTNERSHIP



PART I

     Item 1.  Business                                                  3
     Item 2.  Properties                                                6
     Item 3.  Legal Proceedings                                         10
     Item 4.  Submission of Matters to a Vote of Security Holders       10

PART II

     Item 5.  Market Price of and Distributions on the Registrant's
              Units and Related Limited Partner Matters                 10
     Item 6.  Selected Financial Data                                   11
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       11
     Item 8.  Financial Statements and Supplementary Data               13
     Item 9.  Disagreements on Accounting and Financial Disclosure      13

PART III

     Item 10. Directors and Executive Officers of the Registrant        13
     Item 11. Executive Compensation                                    13
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management                                                14
     Item 13. Certain Relationships and Related Transactions            14

PART IV

     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                       15

OTHER

     Signatures

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF PARTNERSHIP

Blue Ridge Energy Fund 1997A Limited Partnership, a Kentucky limited partnership (the "Partnership" or the "Registrant"), is a partnership formed under a public serial limited partnership offering denominated Blue Ridge Energy Fund 1996/1997 (Registration Statement No. 333-04964C on Form SB-2, originally declared effective September 24, 1996, and amended effective November 12, 1997 [the "Registration Statement"]). The Partnership was formed effective January 1, 1997 under a Limited Partnership Agreement dated January 1, 1997 with its initial Limited Partner, an affiliate of the Managing General Partner. The initial 35 limited partners made capital contributions totaling $1,034,000, which were accepted in early 1998 when the Partnership commenced operations.

The Partnership is principally engaged in the business of acquiring, developing and, when appropriate, disposing of working interests in oil and gas properties within the continental United States. Each working interest held by the Partnership entitles the Partnership to receive, in kind or in value, a share of the production of oil and gas from the producing property, and obligates the Partnership to participate in the operation of the property and to bear its proportionate share of all operating costs associated therewith. The Partnership typically holds less than the entire working interest in its producing properties.

At December 31, 1998, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

The Partnership's business and affairs are conducted by its Managing General Partner, Blue Ridge Group, Inc., a Nevada corporation ("Blue Ridge"). The partnership's oil and gas properties are operated by industry operators designated by the owners of a majority of the working interest in each property.

The general manner in which the Partnership acquires producing properties and otherwise conducts its business is described in detail in the Registration Statement under "Proposed Activities," which is incorporated herein by reference.

COMPETITION, MARKETS AND REGULATIONS

     COMPETITION

     The oil and gas industry is highly competitive in all its phases. The Partnership encounters strong competition from many other oil and gas producers, many of which possess substantial financial resources, in acquiring economically desirable oil and gas properties.

     MARKETS

     The amounts of and price obtainable for oil and gas production from Partnership properties will be affected by market factors beyond the control of the Partnership. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, and variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net Revenues from Partnership Properties.

     From time to time, there may exist a surplus of natural gas or oil supplies, the effect of which may be to reduce the amount of hydrocarbons that the Partnerships may produce and sell while such oversupply exists. In recent years, initial steps have been taken to provide additional gas transportation lines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

     REGULATIONS

     ENVIRONMENTAL REGULATION

     The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by Operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently, the costs to the Partnership of compliance with existing and future environmental regulations cannot be predicted. However, the Managing Partner does not believe that the Partnership is affected in a significantly different manner by these regulations than are its competitors in the oil and gas industry.

     FEDERAL REGULATION OF NATURAL GAS

     The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from Partnership Properties. This summary should not be relied upon as a complete review of applicable natural gas regulatory provisions.

     FERC ORDERS

     Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties,
(ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

     FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

     It is not anticipated that the marketability of and price obtainable for natural gas production from Partnership Properties will be significantly affected by FERC Order No. 500. Gas produced from Partnership Properties normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access pipeline transportation.

     STATE REGULATIONS


     Production of any oil and gas from Partnership Properties will be affected to some degree by state regulations. Many states in which the Partnership will operate have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

     FEDERAL LEASES

     Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

     EMPLOYEES

     The Partnership has no employees. Blue Ridge, however, has a staff of geologists, petroleum engineers, drilling and accounting personnel who administer the operations of Blue Ridge and the Partnership. As of December 31, 1998, Blue Ridge had 63 employees. Blue Ridge's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

ITEM 2.    PROPERTIES

As of December 31, 1998, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

PRINCIPAL OIL AND GAS PRODUCING PROPERTIES

The most valuable wells in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

1. Approximately 73% of total value is from the Knobles-Respondek #1 in Dewitt County Texas. The Knobles-Respondek #1 produces from the Wilcox formation..

2. The Gonzales #2 is in Starr, County, Texas and produces from the Frio and Vicksburg formations, accounting for 27% of the value.

There are no other wells in the Partnership contributing to the total Partnership value.

TITLE TO PROPERTIES

Title to substantially all significant producing properties of the Partnership has been examined. The properties are subject to royalty, overriding royalty and other interests customary in the industry. The Managing General Partner does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of the properties or materially interfere with their use in the operation of the business of the Partnership.

PRODUCTION AND SALES PRICE

The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas.



                                 Net Production
                               ------------------
                               For the Year Ended
                                December 31, 1998
                               ------------------
Net Volumes (Equivalent Mcfs)                 (To be Determined)

Average Sales Price
   per Equivalent Mcf                         (To be Determined)

Average Production Cost
   per Equivalent Mcf
   (includes production taxes)                (To be Determined)

NET PROVED OIL AND GAS RESERVES


     Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998. All of the Partnership's proved reserves are located in the United States.


                                           December 31,
                                          --------------
                                               1998
                                          --------------
                                                      Natural
                                         Oil            Gas
                                        -------      ---------
                                        (BBLS)        (MMCF)
Proved developed
   reserves at end of year                 (To be Determined)
                                        -------         -----
Proved reserves
   Balance at beginning
     of year                               (To be Determined)

   Extensions, discoveries
      and other additions                  --             --

   Revisions of previous
     estimates                             (To be Determined)

   Sales of minerals in
     place                                 (To be Determined)

   Production                              (To be Determined)
                                        -------          -----

   Balance at end of year                  (To be Determined)
                                        -------          -----


The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1998:

                                    Reserves
                                December 31, 1998
                               ---------------------
                                                                   Natural               Wells
                                                 Oil                 Gas        -------------------------
Acquisition                 State(s)            (BBLS)              (MMCF)         Gross            Net
- -----------               --------           -------             -------        -------         -------
Knobles-Respondek #1         TX                 (To be Determined)
Gonzales #2                  TX                 (To be Determined)
                                                 -------             -----             ----            ------
                                                (To be Determined)
                                                 -------             -----             ----            ------

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ from those above. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate, and, as a general rule, reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1998 and the date of this report.

Future prices received for the sale of the Partnership's product may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the Securities and Exchange Commission.

ITEM 3.    LEGAL PROCEEDINGS

The Partnership is not aware of any material pending legal proceedings to which it is a party or of which any of its property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during the fiscal year covered by this report.


                                            PART II

ITEM 5. MARKET PRICE OF AND DISTRIBUTIONS ON THE REGISTRANT'S UNITS AND RELATED LIMITED PARTNER MATTERS

MARKET INFORMATION

Units in the Partnership were initially sold at a price of $1,000 per Unit. Units are not traded on any exchange and there is no established public trading market for the Units.

HOLDERS

As of December 31, 1998, there were 35 Limited Partners holding Units in the Partnership.

DISTRIBUTIONS

The Partnership generally makes distributions to Limited Partners on a monthly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal year ending December 31, 1998, the Partnership distributed a total of (To be Determined) to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that monthly distributions will continue to be made through 1999, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

The Partnership's Limited Partnership Agreement contains various provisions which might serve to delay, defer or prevent a change in control of the Partnership, such as the requirement of a vote of Limited Partners in order to sell all or substantially all of the

Partnership's properties or the requirement of consent by the Managing General Partner to transfers of limited partnership interests.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1998, should be read in conjunction with the financial statements included in Item 8.

                                                              1998
                                                          ------------
Revenues                                           $    (To be Determined)
Income (Loss)                                      $    (To be Determined)
Total Assets                                       $    (To be Determined)
Cash Distributions                                 $    (To be Determined)
Long Term Obligations                              $    (To be Determined)
Limited Partners' Net Income (Loss) Per Unit       $    (To be determined)
Limited Partners' Cash
 Distributions Per Unit                            $    (To be Determined)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled (To be Determined). This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by developing oil and gas properties. The partnership invests primarily in development properties. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures totaled (To be Determined), in 1998,. Cash distributions totaled (To be Determined) in 1998.

The Managing General Partner ("MGP") anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements, so long as 1999 market conditions remain comparable to those in 1998.

RESULTS OF OPERATIONS

(To be Determined)

YEAR 2000

The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner anticipates that all of its the mission critical systems will be capable of Year 2000 operations.

The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants.

The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $10,000 and the Partnership's share of this cost is expected to be insignificant.

The failure to correct a material Year 2000 problem could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner is contacting its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14(a) for index to financial statements.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Blue Ridge as Managing General Partner. Set forth below is certain information as of March 12, 1999 regarding the directors and executive officers of Blue Ridge.

                          DIRECTORS AND EXECUTIVE OFFICERS

                                           Position(s) with
      Name                  Age    Blue Ridge and Other Companies
      ----                  ---    ------------------------------
Robert D. Burr              53     Chairman of the Board of Blue Ridge,
                                   President and Chief Executive Officer

J. Thomas Cook, Jr.         46     Director of Blue Ridge, Senior
                                   Vice President-Finance and Chief Financial Officer

Gregory B. Shea             36     Director of Blue Ridge; Senior Vice President-Operations


ITEM 11.   EXECUTIVE COMPENSATION

As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers. The executive officers of Blue Ridge are not compensated by the Partnership.

Certain fees and allowances contemplated by the Limited Partnership Agreement have been paid by the Partnership to Blue Ridge. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Blue Ridge Group, Inc., the Managing General Partner, located at 632 Adams Street, Suite 700, Bowling Green, KY 42101, owns 100 Limited Partnership Units, which is 9.67 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Blue Ridge were acquired as part of the initial funding. As the Managing General Partner, Blue Ridge is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units.

Blue Ridge is not aware of any arrangement, the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Blue Ridge as Managing General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

Summarized below are the principal transactions that have occurred between the Partnership and Blue Ridge and its affiliates.

1.   The oil and gas properties acquired by the Partnership, as described in
Item 2, "Properties" above, were typically acquired initially by Blue Ridge from the seller thereof and subsequently transferred to the Partnership. Such transfers were made by Blue Ridge at its Property Acquisition Costs (as defined in the Limited Partnership Agreement).

2. The Partnership paid to Blue Ridge certain fees as contemplated by the Limited Partnership Agreement. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K a(1)

           Not Yet Available.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            Blue Ridge Energy Fund 1997A
                                            Limited Partnership
                                            (Registrant)

                                            By: BLUE RIDGE GROUP, INC.
                                                General Partner

Date:      March 31, 1999                      By: s/b Robert D. Burr
                                                Robert D Burr,
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date:      March 31, 1999                   By: s/b J. Thomas Cook, Jr.
                                                J. Thomas Cook, Jr.
                                                Director, Senior Vice President-
                                                Finance and Chief Financial
                                                Officer

Date:      March 31, 1999                   By: s/b Gregory B. Shea
                                                Gregory B. Shea
                                                Director, Senior Vice President-
                                                Operations