Form 10-K405/A
period 1998-12-31
BLUE RIDGE ENERGY FUND 1996/1997
filed 1999-06-17
CIK 1016593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                       DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENT                                  INCORPORATED AS TO
--------                                  ------------------
Registration Statement No. 333-04964C     Items 1 and 13
on Form SB-2

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

OTHER

     Signatures

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF PARTNERSHIP

Blue Ridge Energy Fund 1997A Limited Partnership, a Kentucky limited partnership (the "Partnership" or the "Registrant"), is a partnership formed under a public serial limited partnership offering denominated Blue Ridge Energy Fund 1996/1997 (Registration Statement No. 333-04964C on Form SB-2, originally declared effective September 24, 1996, and amended effective November 12, 1997 the ("Registration Statement")). The Partnership was formed effective January 1, 1997 under a Limited Partnership Agreement dated January 1, 1997 with its initial Limited Partner, an affiliate of the Managing General Partner. The initial 35 limited partners made capital contributions totaling $1,034,000, which were accepted in early 1998 when the Partnership commenced operations.

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

1. Approximately 84% of total value is from the Knobles-Respondek #1 in Dewitt County Texas. The Knobles-Respondek #1 produces from the Wilcox formation..

2. The Gonzales #2 is in Starr, County, Texas and produces from the Frio and Vicksburg formations, accounting for 16% of the value.

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



                                 Net Production
                               ------------------
                               For the Year Ended
                                December 31, 1998
                               ------------------
Net Volumes (Equivalent Mcfs)        40,545

Average Sales Price
   per Equivalent Mcf                $ 1.35

Average Production Cost
   per Equivalent Mcf
   (includes production taxes)       $ 0.51

NET PROVED OIL AND GAS RESERVES


     Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998. All of the Partnership's proved reserves are located in the United States.


                                           December 31,
                                          --------------
                                               1998
                                          --------------
                                                      Natural
                                         Oil            Gas
                                        -------      ---------
                                        (BBLS)        (MMCF)
Proved developed
   reserves at end of year              31,297       1,011,910
                                        -------      ---------
Proved reserves
   Balance at beginning
     of year                                --              --

   Extensions, discoveries
      and other additions               31,804       1,049,412

   Revisions of previous
     estimates                              --              --

   Sales of minerals in
     place                                  --              --

   Production                             (507)        (37,502)
                                        -------      ---------

   Balance at end of year               31,297       1,011,910
                                        -------      ---------
                                        -------      ---------


The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1998:

                                    Reserves
                                December 31, 1998
                               ---------------------
                                                                   Natural               Wells
                                                 Oil                 Gas        -------------------------
Acquisition                 State(s)            (BBLS)              (MMCF)         Gross            Net
- -----------               --------           -------           ---------        -------         -------
Knobles-Respondek #1         TX                 27,577             787,913          1.0              0.70
Gonzales #2                  TX                  3,720             223,997          1.0              0.25
                                               -------           ---------        -------         -------
                                                31,297           1,011,910          2.0              0.95
                                               -------           ---------        -------         -------

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

HOLDERS

As of December 31, 1998, there were 35 Limited Partners holding Units in the Partnership.

DISTRIBUTIONS

The Partnership generally makes distributions to Limited Partners on a monthly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal year ending December 31, 1998, the Partnership distributed a total of $17,390 to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

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

                                                      1998
                                                   -----------
Revenues                                           $    59,156
Income (Loss)                                      $    17,972
Total Assets                                       $ 1,045,953
Cash Distributions                                 $    17,390
Long Term Obligations                              $        --
Limited Partners' Net Income (Loss) Per Unit       $     17.38
Limited Partners' Cash
 Distributions Per Unit                            $     16.82

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $22,238. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by developing oil and gas properties. The partnership invests primarily in development properties. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures totaled $930,600, in 1998. Cash distributions totaled $17,390 in 1998.

The Managing General Partner ("MGP") anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements, so long as 1999 market conditions remain comparable to those in 1998.

RESULTS OF OPERATIONS

The Partnership began operations in 1998, therefore the results from operations cannot be compared with such results from any prior periods. Revenues were primarily generated by oil and gas sales from the Partnership's two wells, the Gonzales #2 and the Knobles-Respondek #1 totaling $54,671. The Gonzales #2 began production in May of 1998 and the Knobles-Respondek #1 began production in September of 1998. Expenses associated with the oil and gas sales were lease operating expenses of $16,893, or 31% of sales. And production taxes of $3,824, or 7% of sales. Interest income of $4,485 brought total revenues for 1998 to $59,156. Other expenses incurred during the year were depreciation of $12,916 and general and administrative costs totaling $7,551. The Partnership distributed $17,390 to its partners as a result of these operations.

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

Certain fees and allowances contemplated by the Limited Partnership Agreement have been paid by the Partnership to Blue Ridge. See Item 13 for further discussion.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Blue Ridge Group, Inc., located at 632 Adams Street, Suite 700, Bowling Green, KY 42101, is the Managing General Partner and also owns 100 Limited Partnership Units, which is 9.67 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Blue Ridge were acquired as part of the initial funding. As the Managing General Partner, Blue Ridge is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units.

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

1. As contemplated in the Amended Prospectus, the oil and gas properties acquired by the Partnership, as described in Item 2, "Properties" above, were acquired initially by Blue Ridge from the seller thereof and subsequently transferred to the Partnership. Such transfers were made by Blue Ridge at its Property Acquisition Costs (as defined in the Limited Partnership Agreement).

2. Texas Independent Exploration, Inc. ("TIE") may be deemed to be an affiliate of Island Resources, Inc., the beneficial owner of 500 Units. The Managing General Partner entered into two turnkey drilling contracts with TIE pursuant to which TIE received approximately $441,000 from the Partnership to complete the wells described in Item 2, "Properties," above. TIE, in completing such contracts, used a drilling rig leased from an affiliate of the Managing General Partner. TIE is also the operator of the Partnerships wells.

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

   (a)(1)  Financial Statements
           Independent Auditors Report
           Balance Sheet
           Statement of Income
           Statement of Changes in Partner's Capital
           Statement of Cash Flows
           Notes to Financial Statements

   (a)(2)  Financial Statement Schedules
           Not Applicable or included in Financial Statements and Notes thereto.

   (a)(3)  Index to and Description of Exhibits


  Number              Description
  ------              -----------
  3.1      Form of Limited Partnership Agreement (Appendix A to the
           Partnerships Registration Statement on Form SB-2
           (File No. 333-049640))

  3.2 Articles of Incorporation of Blue Ridge Group, Inc. (Exhibit 3.2 to the Partnership's Registration Statement on Form SB-2 (File
           No. 333-04964C))

  3.3      Bylaws of Blue Ridge Group, Inc. (Exhibit 3.3 to the Partnership's
           Registration Statement on Form SB-2 (File No. 333-04964C))

 10.1      Form of Drilling and Operating Agreement (Exhibit 10.1 to the
           Partnership's Registration Statement on Form SB-2
           (File No. 333-04964C))

 10.2      Form of Drilling and Completion Contract (Exhibit 10.2 to the
           Partnership's Registration Statement on Form SB-2
           (File No. 333-04964C))

   (b)(1)  Reports on Form 8-K.
           No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

                             BLUE RIDGE ENERGY 1997A
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
INDEPENDENT AUDITORS' REPORT                                            F-1

BALANCE SHEET                                                           F-2

STATEMENT OF INCOME                                                     F-3

STATEMENT OF CHANGES
     IN PARTNERS' CAPITAL                                               F-4

STATEMENT OF CASH FLOWS                                                 F-5

NOTES TO FINANCIAL STATEMENTS                                        F-6 - F-11

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Blue Ridge Energy 1997-A Limited Partnership
Bowling Green, Kentucky

We have audited the accompanying balance sheet of Blue Ridge Energy 1997-A Limited Partnership as of December 31, 1998 and the related statement of income, changes in partners' capital and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Energy 1997-A Limited Partnership as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.




Samson, Robbins & Associates, P.L.L.C.
Dallas, Texas
March 17, 1999

                           BLUE RIDGE ENERGY 1997-A
                              LIMITED PARTNERSHIP
                                 BALANCE SHEET
                               DECEMBER 31, 1998

ASSETS
CURRENT ASSETS:
Cash                                                                 $    4,848
Accounts Receivable (Note 2)                                             20,021
                                                                     ----------
         TOTAL CURRENT ASSETS                                            24,869

OIL AND GAS PROPERTIES, NET (Note 3)                                    920,269

DEFERRED CHARGES, NET (Note 1)                                          100,815
                                                                     ----------

TOTAL ASSETS                                                         $1,045,953
                                                                     ----------
                                                                     ----------


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities                             $   11,371
                                                                     ----------
         TOTAL CURRENT LIABILITIES                                       11,371

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)                              --

PARTNERS' CAPITAL (NOTE 5):
Limited Partners' Capital (226 Limited Partnership
    Units; $1,000 per Unit)                                             226,111
General Partners' Capital (808 Limited Partnership
     Units; $1,000 per Unit)                                            808,471
                                                                     ----------
         TOTAL PARTNERS' CAPITAL                                      1,034,582
                                                                     ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $1,045,953
                                                                     ----------
                                                                     ----------

                     The accompanying notes are an integral
                       part of these financial statements.

                            BLUE RIDGE ENERGY 1997-A
                               LIMITED PARTNERSHIP
                               STATEMENT OF INCOME
                        FOR YEAR ENDED DECEMBER 31, 1998


REVENUES:
Oil and Gas Sales                                                    $   54,671
Interest Income                                                           4,485
                                                                     ----------
         Total Revenues                                                  59,156
COSTS AND EXPENSES:
Lease Operating Costs                                                    16,893
Production Taxes                                                          3,824
Depreciation, Depletion and Amortization                                 12,916
General and Administrative Costs                                          7,551
                                                                     ----------
         Total Costs and Expenses                                        41,184
                                                                     ----------

NET INCOME                                                           $   17,972
                                                                     ----------
                                                                     ----------

                   The accompanying notes are an integral part
                          of these financial statements

                            BLUE RIDGE ENERGY 1997-A
                               LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                           MANAGING            ADDITIONAL
                                     LIMITED                GENERAL              GENERAL
                                     PARTNERS               PARTNER              PARTNERS               TOTAL

BALANCE DECEMBER 31 , 1997          $      --             $      --             $      --             $      --
Capital Contributions                   226,000               100,000               708,000             1,034,000
Income                                    3,914                 1,797                12,261                17,972
Cash Distributions                       (3,803)               (1,672)              (11,915)              (17,390)
                                    -----------           -----------           -----------           -----------

BALANCE DECEMBER 31, 1998           $   226,111           $   100,125           $   708,346           $ 1,034,582
                                    -----------           -----------           -----------           -----------
                                    -----------           -----------           -----------           -----------


                     The accompanying notes are an integral
                       part of these financial statements.

                            BLUE RIDGE ENERGY 1997-A
                               LIMITED PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                        FOR YEAR ENDED DECEMBER 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                     $    17,972
     Adjustments to Reconcile Net Income to
     Net Cash Flows from Operating Activities:
         Depreciation, Depletion and Amortization                        12,916
         (Increase) in Accounts Receivable                              (20,021)
         Increase in Accounts Payable                                    11,371
                                                                    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                22,238
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to Oil and Gas Properties                               (930,600)
                                                                    -----------
NET CASH (USED) IN INVESTING ACTIVITIES                                (930,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions from Partners                                      1,034,000
      Syndication Costs                                                (103,400)
     Cash Distributions to Partners                                     (17,390)
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               913,210
                                                                    -----------

NET INCREASE IN CASH                                                      4,848

CASH AT BEGINNING OF PERIOD                                                --
                                                                    -----------

CASH AT END OF PERIOD                                               $     4,848
                                                                    -----------
                                                                    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid for Interest                                         $      --
                                                                    -----------
                                                                    -----------


                     The accompanying notes are an integral
                       part of these financial statements.

                            BLUE RIDGE ENERGY 1997-A
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

1.       OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
GENERAL
Blue Ridge Energy 1997-A Limited Partnership, a Kentucky Limited Partnership (the "Partnership") was formed on January 1, 1998 for the purpose of purchasing and developing interests in oil and gas properties within the continental United States. Blue Ridge Group, Inc., a Nevada corporation, with offices at 632 Adams Street, Suite 700, Bowling Green, KY 42101, serves as the Managing General Partner of the Partnership and made capital contributions of $100,000 to the Partnership. The Limited Partners and Additional General Partners made total capital contributions of $934,000 to the Partnership bringing the Partnership's total contributed capital to $1,034,000.

The partnership follows the accrual method of accounting for financial reporting purposes.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

WORKING INTERESTS
Revenues from working interests the Partnership owns are recognized when the natural gas and oil are produced.

OIL AND GAS PROPERTIES
The Partnership follows the successful efforts method of accounting for oil and gas properties, using the lease as its accumulation center for capitalized costs. Under the successful efforts method of accounting, costs which relate directly to the discovery of oil and gas reserves and all development costs are capitalized.

Exploration costs which do not result directly in the discovery of oil and gas reserves are charged to expense as incurred. The capitalized costs, consisting of lease and well equipment, lease acquisition costs and intangible development costs are depreciated, depleted and amortized on the unit-of-production method, based on estimates of recoverable proved developed oil and gas reserves of each respective lease.

The costs of acquiring undeveloped properties are capitalized as incurred and carried until the property is capitalized as a producing oil and gas property, or is surrendered or otherwise disposed of, at which time the full amount is charged to operations. Maintenance and repairs are charged against operations as incurred. Renewals and betterments which extend the life or

                            BLUE RIDGE ENERGY 1997-A
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


improve existing properties are capitalized.

Upon disposition or retirement of property and equipment other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income. The Partnership recognizes the gain or loss on the sale of either a part of a proved oil and gas property or of an entire proved oil and gas property constituting a part of a field upon the sale or other disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and interest retained on the basis of the fair value of those interests.

IMPAIRMENT OF LONG-LIVED ASSETS
The Partnership follows the provisions of SFAS 121 -- "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Consequently, the Partnership reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets.

DEFERRED CHARGES

Organizational and offering costs associated with the public offering in the amount of $103,400 have been capitalized and are being amortized utilizing the units-of-production method. Amortization expense was $2,585 during the year ended December 31, 1998.

INCOME TAXES

The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

CASH EQUIVALENTS

For purposes of reporting cash flows, cash includes cash on hand and cash on deposit.

2.   RELATED PARTY TRANSACTIONS

Texas Independent Exploration, Inc. is the operator of the Partnership's oil and gas properties. Island Resources, Inc., an Additional General Partner, purchased 500 Units in the Partnership and is owned by a principal shareholder and executive officer of Texas Independent Exploration,

                            BLUE RIDGE ENERGY 1997-A
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

Inc. In addition, Texas Independent Exploration, Inc. utilized a drilling rig owned by the Blue Ridge Rig 7 Joint Venture, a joint venture managed by the Managing General Partner, at standard industry rates under a turnkey drilling contract with the Managing General Partner.

3.   OIL AND GAS PROPERTIES

Oil and Gas Properties, stated at cost, consisted of the following at December 31, 1998:

     Oil and Gas Properties                                        $     930,600

     Less Accumulated Depletion, Depreciation & Amortization              10,331
                                                                   -------------
                                                                   $     920,269
                                                                   -------------
                                                                   -------------

Depreciation, depletion and amortization expense was $10,331 during the year ended December 31, 1998.

4.   COMMITMENTS AND CONTINGENCIES

COMMITMENTS
The Partnership had no outstanding commitments as of December 31, 1998.

CONTINGENCIES
The Partnership's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Managing General Partner maintains general liability insurance coverage of approximately $2 million limited to $1 million per occurrence. The Managing General Partner believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Partnership against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Managing General Partner has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

The Partnership's revenues are primarily the result of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

All of the Partnership's operating funds are maintained in one local bank insured by the FDIC.

5.   PARTNERS' CAPITAL

Under the terms of the first amended and restated limited partnership agreement dated January 1, 1998, net income (loss) from operations and tax credits are apportioned as follows: 10% to the Managing General Partner, 68% to the Additional General Partners, and 22% to the Limited

                            BLUE RIDGE ENERGY 1997-A
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


Partners based on Units owned. Net cash receipts (as defined) can be distributed at the discretion of the Managing General Partner in the same percentages as above.

6.   SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING PROPERTIES (UNAUDITED)

Costs incurred in oil and gas acquisition, exploration and development activities:

                                                                  Year Ended
                                                               December 31, 1998
                                                               -----------------
Beginning Balance                                                    $   --
Acquisition of proved properties                                         --
Acquisition of unproved properties                                       --
Development Costs                                                     930,600
                                                                     --------
                                                                     $930,600
                                                                     --------
                                                                     --------

RESERVE QUANTITIES
The following tables present estimates of the Partnership's proved oil and gas reserves. The Partnership emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available.

                                                 OIL (BBLS)           GAS (MCF)
                                                 ----------          ----------
Reserves -- January 1, 1998                            --                  --
Purchases of minerals in place                         --                  --
Extensions                                           31,804           1,049,412
Production                                             (507)            (37,502)
                                                 ----------          ----------
Reserves -- December 31, 1998                        31,297           1,011,910
                                                 ----------          ----------
                                                 ----------          ----------

Proved Developed Reserves
         January 1, 1998                               --                  --
                                                 ----------          ----------
                                                 ----------          ----------
         December 31, 1998                           31,297           1,011,910
                                                 ----------          ----------
                                                 ----------          ----------


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                            BLUE RIDGE ENERGY 1997-A
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS 69:

                                                                       As of
                                                                    December 31,
                                                                        1998
                                                                    ------------
Future cash inflows                                                 $ 2,206,929
Future production costs                                                (229,940)
Future severance taxes                                                 (154,672)
                                                                    -----------
Future net cash flows                                                 1,822,317
10% annual discount for estimated
   timing of cash flow                                                 (671,674)
Standardized measure of
   discounted future net cash flows                                 $ 1,150,643
                                                                    -----------
                                                                    -----------

Changes in Standardized Measure                                      Year Ended
   of Discounted Future Net Cash Flows:                             December 31,
                                                                        1998
                                                                    ------------
Standardized measure of discounted
   future net cash flows (beginning)                                $      --
Sales of oil and gas, net of production costs                           (33,954)
Net changes in price and production costs                                  --
Net changes in reserve quantities                                          --
Change in future income taxes                                              --
Accretion of discount                                                      --
Purchases and extensions of reserves in place                         1,184,597
                                                                    -----------
Standardized measure of discounted
   future net cash flows (ending)                                   $ 1,150,643
                                                                    ------------
                                                                    ------------

The estimates of cash flows and reserve quantities shown above are base on year-end oil and gas prices for the period. In accordance with SEC guidelines, the Partnership's estimates of future net revenues from the Partnership's proved reserves and the PV-10 Value are made using oil and gas sale prices in effect as of the date of such estimates and are held constant throughout the life of the properties. The standardized measure of discounted future net cash flows is not intended to present the fair market value of the Partnership's oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, an allowance for return on investment and the risks inherent in reserve estimates.

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

                                            Blue Ridge Energy Fund 1997A
                                            Limited Partnership
                                            (Registrant)

                                            By: BLUE RIDGE GROUP, INC.
                                                Managing General Partner

Date:      June 12, 1999                    By: s/b Robert D. Burr
                                                Robert D Burr,
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date:      June 12, 1999                    By: s/b J. Thomas Cook, Jr.
                                                J. Thomas Cook, Jr.
                                                Director, Senior Vice President-
                                                Finance and Chief Financial
                                                Officer

Date:      June 12, 1999                    By: s/b Gregory B. Shea
                                                Gregory B. Shea
                                                Director, Senior Vice President-
                                                Operations