Form 10-K405/A
period 1998-12-31
BLUE RIDGE ENERGY FUND 1996/1997
filed 1999-08-20
CIK 1016593

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER 333-04964C

                            ------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                              INCORPORATED AS
DOCUMENT                                                                            TO
---------------------------------------------------------------------------  -----------------
Registration Statement No. 333-04964C on Form SB-2                             Items 1 and 13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                            FORM 10-K ANNUAL REPORT

                     FOR THE PERIOD ENDED DECEMBER 31, 1998

                BLUE RIDGE ENERGY FUND 1997A LIMITED PARTNERSHIP

PART I
  Item 1.   Business....................................................................          3
  Item 2.   Properties..................................................................          5
  Item 3.   Legal Proceedings...........................................................          7
  Item 4.   Submission of Matters to a Vote of Security Holders.........................          7

PART II
  Item 5.   Market Price of and Distributions on the Registrant's Units and Related
              Limited Partner Matters...................................................          7
  Item 6.   Selected Financial Data.....................................................          8
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................          8
  Item 8.   Financial Statements and Supplementary Data.................................          9
  Item 9.   Disagreements on Accounting and Financial Disclosure........................          9

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........................         10
  Item 11.  Executive Compensation......................................................         10
  Item 12.  Security Ownership of Certain Beneficial Owners and Management..............         10
  Item 13.  Certain Relationships and Related Transactions..............................         10

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............         11

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

    1. Approximately 84% of total value is from the Knobles-Respondek #1 in Dewitt County Texas. The Knobles-Respondek #1 produces from the Wilcox formation

    2. The Gonzales #2 is in Starr, County, Texas and produces from the Frio and Vicksburg formations, accounting for 16% of the value.

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

                                                              NET PRODUCTION
                                                              --------------
                                                               FOR THE YEAR
                                                                  ENDED
                                                               DECEMBER 31,
                                                                   1998
                                                              --------------
Net Volumes (Equivalent Mcfs)...............................      40,545
Average Sales Price per Equivalent Mcf......................       $1.35
Average Production Cost per Equivalent Mcf (includes
  production taxes).........................................       $0.51

NET PROVED OIL AND GAS RESERVES

    Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998. All of the Partnership's proved reserves are located in the United States.

                                                                           DECEMBER 31, 1998
                                                                         ----------------------
                                                                            OIL     NATURAL GAS
                                                                          (BBLS)      (MMCF)
                                                                         ---------  -----------
Proved developed reserves at end of year...............................     31,297   1,011,910
                                                                         ---------  -----------
Proved reserves
  Balance at beginning of year.........................................         --          --
  Extensions, discoveries and other additions..........................     31,804   1,049,412
  Revisions of previous estimates......................................         --          --
  Sales of minerals in place...........................................         --          --
  Production...........................................................       (507)    (37,502)
                                                                         ---------  -----------
  Balance at end of year...............................................     31,297   1,011,910
                                                                         ---------  -----------
                                                                         ---------  -----------

    The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1998:

                                    RESERVES
                                DECEMBER 31, 1998
                                -----------------   NATURAL      WELLS
                                            OIL       GAS     ------------
ACQUISITION                     STATE(S)   (BBLS)   (MMCF)    GROSS   NET
------------------------------  --------   ------  ---------  -----   ----
Knobles-Respondek #1..........     Tx      27,577    787,913   1.0    0.70
Gonzales #2...................     Tx       3,720    223,997   1.0    0.25
                                           ------  ---------  -----   ----
                                           31,297  1,011,910   2.0    0.95
                                           ------  ---------  -----   ----
                                           ------  ---------  -----   ----

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

                                                                                      1998
                                                                                  ------------
Revenues........................................................................  $     59,156
Income (Loss)...................................................................  $     17,972
Total Assets....................................................................  $  1,045,953
Cash Distributions..............................................................  $     17,390
Long Term Obligations...........................................................  $         --
Limited Partners' Net Income (Loss) Per Unit....................................  $      17.38
Limited Partners' Cash Distributions Per Unit...................................  $      16.82

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

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                             POSITION(S) WITH
NAME                                     AGE                          BLUE RIDGE AND OTHER COMPANIES
-----------------------------------      ---      -----------------------------------------------------------------------
Robert D. Burr.....................          53   Chairman of the Board of Blue Ridge, President and Chief Executive
                                                    Officer

J. Thomas Cook, Jr.................          46   Director of Blue Ridge, Senior Vice President--Finance and Chief
                                                    Financial Officer

Gregory B. Shea....................          36   Director of Blue Ridge; Senior Vice President--Operations

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


    1.  The Partnership acquired its interests in the wells described above in
Item 2, "Properties" from Texas Independent Exploration, Inc. ("TIE") for $900,000 pursuant to an agreement between the Partnership and TIE (the "Participation Agreement"). Under the terms of the Participation Agreement, the Partnership also pays to TIE a monthly fee in exchange for TIE's operation of those wells. TIE entered into a turnkey drilling contract with the Managing General Partner in the amount of $441,000 to drill the wells and use the drilling equipment supplied by the Managing General Partner. TIE may be deemed to be an affiliate of Island Resources, Inc., the beneficial owner of 500 Units, as the sole shareholder of Island Resources, Inc. is a shareholder and executive officer of TIE. The Managing General Partner believes that the transactions described above were at competitive industry rates.



    2. As contemplated in the Amended Prospectus, the interests in the wells acquired by the Partnership, as described in Item 2, "Properties" above, were acquired initially by Blue Ridge from TIE and subsequently transferred to the Partnership. Such transfers were made by Blue Ridge at its Property Acquisition Costs (as defined in the Limited Partnership Agreement).


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)  Financial Statements
          Independent Auditors Report
          Balance Sheet
          Statement of Income
          Statement of Changes in Partner's Capital
          Statement of Cash Flows
          Notes to Financial Statements

    (a)(2)  Financial Statement Schedules
          Not Applicable or included in Financial Statements and Notes thereto.

    (a)(3)  Index to and Description of Exhibits

  NUMBER     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------
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

                            BLUE RIDGE ENERGY 1997A
                              LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                      ------------
INDEPENDENT AUDITORS' REPORT........................................................................      F-1

BALANCE SHEET.......................................................................................      F-2

STATEMENT OF INCOME.................................................................................      F-3

STATEMENT OF CHANGES IN PARTNERS' CAPITAL...........................................................      F-4

STATEMENT OF CASH FLOWS.............................................................................      F-5

NOTES TO FINANCIAL STATEMENTS.......................................................................   F-6 - F-10

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

Samson, Robbins & Associates, P.L.L.C.
Dallas, Texas
March 17, 1999

                            BLUE RIDGE ENERGY 1997-A
                              LIMITED PARTNERSHIP

                                 BALANCE SHEET

                               DECEMBER 31, 1998

                                 ASSETS
CURRENT ASSETS:
Cash........................................................  $    4,848
Accounts Receivable (Note 2)................................      20,021
                                                              ----------
    TOTAL CURRENT ASSETS....................................      24,869

OIL AND GAS PROPERTIES, NET (Note 3)........................     920,269

DEFERRED CHARGES, NET (Note 1)..............................     100,815
                                                              ----------
TOTAL ASSETS................................................  $1,045,953
                                                              ----------
                                                              ----------

                   LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities....................  $   11,371
                                                              ----------
    TOTAL CURRENT LIABILITIES...............................      11,371

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)...............          --

PARTNERS' CAPITAL (NOTE 5):
Limited Partners' Capital (226 Limited Partnership Units;
  $1,000 per Unit)..........................................     226,111
General Partners' Capital (808 Limited Partnership Units;
  $1,000 per Unit)..........................................     808,471
                                                              ----------
    TOTAL PARTNERS' CAPITAL.................................   1,034,582
                                                              ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL.....................  $1,045,953
                                                              ----------
                                                              ----------

   The accompanying notes are an integral part of these financial statements.

                            BLUE RIDGE ENERGY 1997-A
                              LIMITED PARTNERSHIP

                              STATEMENT OF INCOME

                        FOR YEAR ENDED DECEMBER 31, 1998

REVENUES:
Oil and Gas Sales..................................................................  $  54,671
Interest Income....................................................................      4,485
                                                                                     ---------
    Total Revenues.................................................................     59,156

COSTS AND EXPENSES:
Lease Operating Costs..............................................................     16,893
Production Taxes...................................................................      3,824
Depreciation, Depletion and Amortization...........................................     12,916
General and Administrative Costs...................................................      7,551
                                                                                     ---------
    Total Costs and Expenses.......................................................     41,184
                                                                                     ---------

NET INCOME.........................................................................  $  17,972
                                                                                     ---------
                                                                                     ---------

   The accompanying notes are an integral part of these financial statements

                            BLUE RIDGE ENERGY 1997-A
                              LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                                              MANAGING   ADDITIONAL
                                                                  LIMITED     GENERAL     GENERAL
                                                                  PARTNERS    PARTNER     PARTNERS      TOTAL
                                                                 ----------  ----------  ----------  ------------
BALANCE DECEMBER 31, 1997......................................  $       --  $       --  $       --  $         --
Capital Contributions..........................................     226,000     100,000     708,000     1,034,000
Income.........................................................       3,914       1,797      12,261        17,972
Cash Distributions.............................................      (3,803)     (1,672)    (11,915)      (17,390)
                                                                 ----------  ----------  ----------  ------------
BALANCE DECEMBER 31, 1998......................................  $  226,111  $  100,125  $  708,346  $  1,034,582
                                                                 ----------  ----------  ----------  ------------
                                                                 ----------  ----------  ----------  ------------

   The accompanying notes are an integral part of these financial statements.

                            BLUE RIDGE ENERGY 1997-A
                              LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

                        FOR YEAR ENDED DECEMBER 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income....................................................................  $  17,972
  Adjustments to Reconcile Net Income to Net Cash Flows from Operating
    Activities:
    Depreciation, Depletion and Amortization....................................     12,916
    (Increase) in Accounts Receivable...........................................    (20,021)
    Increase in Accounts Payable................................................     11,371
                                                                                  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................     22,238

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Oil and Gas Properties...........................................   (930,600)
                                                                                  ---------
NET CASH (USED) IN INVESTING ACTIVITIES.........................................   (930,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from Partners...................................................  1,034,000
  Syndication Costs.............................................................   (103,400)
  Cash Distributions to Partners................................................    (17,390)
                                                                                  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................    913,210
                                                                                  ---------

NET INCREASE IN CASH............................................................      4,848

CASH AT BEGINNING OF PERIOD.....................................................         --
                                                                                  ---------

CASH AT END OF PERIOD...........................................................  $   4,848
                                                                                  ---------
                                                                                  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest........................................................  $      --
                                                                                  ---------
                                                                                  ---------

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

    The costs of acquiring undeveloped properties are capitalized as incurred and carried until the property is capitalized as a producing oil and gas property, or is surrendered or otherwise disposed of, at which time the full amount is charged to operations. Maintenance and repairs are charged against operations as incurred. Renewals and betterments which extend the life or improve existing properties are capitalized.

    Upon disposition or retirement of property and equipment other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income. The Partnership recognizes the gain or loss on the sale of either a part of a proved oil and gas property or of an entire proved oil and gas property constituting a

                            BLUE RIDGE ENERGY 1997-A
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) part of a field upon the sale or other disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and interest retained on the basis of the fair value of those interests.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Partnership follows the provisions of SFAS 121--"Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Consequently, the Partnership reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets.

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

2. RELATED PARTY TRANSACTIONS

    Texas Independent Exploration, Inc. is the operator of the Partnership's oil and gas properties. Island Resources, Inc., an Additional General Partner, purchased 500 Units in the Partnership and is owned by a principal shareholder and executive officer of Texas Independent Exploration, Inc. In addition, Texas Independent Exploration, Inc. utilized a drilling rig owned by the Blue Ridge Rig 7 Joint Venture, a joint venture managed by the Managing General Partner, at standard industry rates under a turnkey drilling contract with the Managing General Partner.

3. OIL AND GAS PROPERTIES

    Oil and Gas Properties, stated at cost, consisted of the following at December 31, 1998:

Oil and Gas Properties............................................  $ 930,600
Less Accumulated Depletion, Depreciation & Amortization...........     10,331
                                                                    ---------
                                                                    $ 920,269
                                                                    ---------
                                                                    ---------

                            BLUE RIDGE ENERGY 1997-A
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. OIL AND GAS PROPERTIES (CONTINUED)
    Depreciation, depletion and amortization expense was $10,331 during the year ended December 31, 1998.

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

5. PARTNERS' CAPITAL

    Under the terms of the first amended and restated limited partnership agreement dated January 1, 1998, net income (loss) from operations and tax credits are apportioned as follows: 10% to the Managing General Partner, 68% to the Additional General Partners, and 22% to the Limited Partners based on Units owned. Net cash receipts (as defined) can be distributed at the discretion of the Managing General Partner in the same percentages as above.

6. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING PROPERTIES (UNAUDITED)

    Costs incurred in oil and gas acquisition, exploration and development activities:

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1998
                                                                             -----------------
Beginning Balance..........................................................     $        --
Acquisition of proved properties...........................................              --
Acquisition of unproved properties.........................................              --
Development Costs..........................................................         930,600
                                                                                   --------
                                                                                $   930,600
                                                                                   --------
                                                                                   --------

                            BLUE RIDGE ENERGY 1997-A
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING PROPERTIES (UNAUDITED) (CONTINUED)
    RESERVE QUANTITIES

    The following tables present estimates of the Partnership's proved oil and gas reserves. The Partnership emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available.

                                                                        OIL (BBLS)   GAS (MCF)
                                                                        -----------  ----------
Reserves--January 1, 1998.............................................          --           --
Purchases of minerals in place........................................          --           --
Extensions............................................................      31,804    1,049,412
Production............................................................        (507)     (37,502)
                                                                        -----------  ----------
Reserves--December 31, 1998...........................................      31,297    1,011,910
                                                                        -----------  ----------
                                                                        -----------  ----------
Proved Developed Reserves
  January 1, 1998.....................................................          --           --
                                                                        -----------  ----------
                                                                        -----------  ----------
  December 31, 1998...................................................      31,297    1,011,910
                                                                        -----------  ----------
                                                                        -----------  ----------

    STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

    The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS 69:

                                                                                     AS OF
                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  ------------
Future cash inflows.............................................................   $2,206,929
Future production costs.........................................................     (229,940)
Future severance taxes..........................................................     (154,672)
                                                                                  ------------
Future net cash flows...........................................................    1,822,317
10% annual discount for estimated timing of cash flow...........................     (671,674)
Standardized measure of discounted future net cash flows........................   $1,150,643
                                                                                  ------------
                                                                                  ------------

                            BLUE RIDGE ENERGY 1997-A
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING PROPERTIES (UNAUDITED) (CONTINUED)
    CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  ------------
Standardized measure of discounted future net cash flows (beginning)............   $       --
Sales of oil and gas, net of production costs...................................      (33,954)
Net changes in price and production costs.......................................           --
Net changes in reserve quantities...............................................           --
Change in future income taxes...................................................           --
Accretion of discount...........................................................           --
Purchases and extensions of reserves in place...................................    1,184,597
                                                                                  ------------
Standardized measure of discounted future net cash flows (ending)...............   $1,150,643
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


                                Blue Ridge Energy Fund 1997A
                                Limited Partnership
                                (Registrant)

                                By:  BLUE RIDGE GROUP, INC.
                                     Managing General Partner

Date: August 19, 1999           By:  s/b Robert D. Burr
                                     Robert D Burr,
                                     Chairman of the Board, President and Chief
                                     Executive Officer

Date: August 19, 1999           By:  s/b J. Thomas Cook, Jr.
                                     J. Thomas Cook, Jr.
                                     Director, Senior Vice President--Finance
                                     and Chief Financial Officer

Date: August 19, 1999           By:  s/b Gregory B. Shea
                                     Gregory B. Shea
                                     Director, Senior Vice
                                     President--Operations